Form 10-K
period 2006-12-31
Wachovia Bank Commercial Mortgage Trust Series 2006-C24
filed 2007-03-29
CIK 1354736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number of issuing entity: 333-127668-04

Wachovia Bank Commercial Mortgage Trust Series 2006-C24
(Exact name of issuing entity as specified in its charter)

Wachovia Commercial Mortgage Securities, Inc.
(Exact name of registrant/depositor as specified in its charter)

Wachovia Bank,National Association
Artesia Mortgage Capital Corporation
Nomura Credit & Capital, Inc.
(Exact name of sponsor as specified in its charter)

North Carolina	56-1643598
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 South College Street Charlotte, North Carolina 28288-0166
(Address of principal executive offices)

(704) 374-6161
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

 None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes     ☒No

State the aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated by reference below under Additional Disclosure Items Pursuant to General Instruction J.

PART I

Item 1. Business.
Omitted.

Item 1A. Risk Factors.
Omitted.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Omitted.

Item 3. Legal Proceedings.
Omitted.

Item 4. Submission of Matters to a Vote of Security Holders.
Omitted.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.

Item 6. Selected Financial Data.
Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Omitted.

Item 8. Financial Statements and Supplementary Data.
Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.

Item 9A. Controls and Procedures.
Omitted.

Item 9A(T). Controls and Procedures.
Omitted.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governances.
Omitted.

Item 11. Executive Compensation.
Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independences.
Omitted.

Item 14. Principal Accounting Fees and Services.
Omitted.

Item 1112(b) of Regulation AB. Significant Obligors Financial Information.
The Grand Lakes Resort Pool Loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB and as disclosed in the prospectus supplement for the Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2006-C24.
The Net Operating Income as of YE 2006 as reported by the borrower is $49,349,734.

The Regency Portfolio Loans constitute a significant obligor within the meaning of 1101(k)(2) of Regulation AB and as disclosed in the prospectus supplement for the Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2006-C24. The Net
Operating Income as of YE 2006 as reported by the borrower is $18,641,570.

Item 1114(b)(2) and 1115(b) of Regulation AB. Significant Enhancement Provider Financial Information.
None.

Item 1117 of Regulation AB. Legal Proceedings
None.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions
None.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
See Item 15, exhibits (33) and (34)

Item 1123 of Regulation AB. Servicer Compliance Statement
See Item 15, exhibit (35)

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
    (1) Not Applicable
    (2) Not Applicable
    (3)

Exhibit Number	Description
4.1	Pooling and Servicing Agreement (Filed as part of the Registrant's Current Report on Form 8-K filed on April 13, 2006)
31	Sarbanes-Oxley Certification
33(a)	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities, Wachovia Bank, National Association, as Master Servicer
33(b)	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities, LNR Partners, Inc., as Special Servicer
33(c)	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities, LaSalle Bank National Association, as Trustee
33(d)	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities, Global Realty Outsourcing, Inc., as servicing function participant
33(e)	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities, First American Commercial Real Estate Services, Inc., as servicing function participant
34(a)	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities, Wachovia Bank, National Association, as Master Servicer
34(b)	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities, LNR Partners, Inc., as Special Servicer
34(c)	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities, LaSalle Bank National Association, as Trustee
34(d)	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities, Global Realty Outsourcing, Inc., servicing function participant
34(e)	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities, First American Commercial Real Estate Services, Inc., servicing function participant
35(a)	Servicer Compliance Statement, Wachovia Bank, National Association, as Master Servicer
35(b)	Servicer Compliance Statement, LNR Partners, Inc., as Special Servicer
35(c)	Servicer Compliance Statement, LaSalle Bank National Association, as Trustee
35(d)	Servicer Compliance Statement, First American Commercial Real Estate Services, Inc., servicing function participant
99.1
Wachovia Mortgage Loan Purchase and Sale Agreement dated as of March 1, 2006, incorporated by reference from Exhibit 99.1 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2006.

99.2
Artesia Mortgage Loan Purchase and Sale Agreement dated as of March 1, 2006, incorporated by reference from Exhibit 99.2 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2006.

99.3
JPMorgan Mortgage Loan Purchase and Sale Agreement dated as of March 1, 2006, incorporated by reference from Exhibit 99.3 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2006.

99.4
Nomura Mortgage Loan Purchase and Sale Agreement dated as of March 1, 2006, incorporated by reference from Exhibit 99.4 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2006.

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K:
                 (31) Rule 13a-14(d)/15d-14(d) Certifications.
                 (33) Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities:

Wachovia Bank, National Association, as Master Servicer
LNR Partners, Inc., as Special Servicer
LaSalle Bank National Association, as Trustee
Global Realty Outsourcing, Inc.
First American Commercial Real Estate Services, Inc.
                   (34) Attestation Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities:

Wachovia Bank, National Association, as Master Servicer
LNR Partners, Inc., as Special Servicer
LaSalle Bank National Association, as Trustee
Global Realty Outsourcing, Inc.
First American Commercial Real Estate Services, Inc.
                 (35) Servicer Compliance Statements:

Wachovia Bank, National Association, as Master Servicer
LNR Partners, Inc., as Special Servicer
LaSalle Bank National Association, as Trustee
First American Commercial Real Estate Services, Inc.
(c) Not Applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wachovia Commercial Mortgage Securities, Inc.

March 28, 2007	/s/ Charles L. Culbreth
By: Charles L. Culbreth
Title: Managing Director

EXHIBIT INDEX

Exhibit Number	Description
4.1	Pooling and Servicing Agreement (Filed as part of the Registrant's Current Report on Form 8-K filed on April 13, 2006)
31	Sarbanes-Oxley Certification
33(a)	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities, Wachovia Bank, National Association, as Master Servicer
33(b)	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities, LNR Partners, Inc., as Special Servicer
33(c)	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities, LaSalle Bank National Association, as Trustee
33(d)	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities, Global Realty Outsourcing, Inc., as servicing function participant
33(e)	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities, First American Commercial Real Estate Services, Inc., as servicing function participant
34(a)	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities, Wachovia Bank, National Association, as Master Servicer
34(b)	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities, LNR Partners, Inc., as Special Servicer
34(c)	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities, LaSalle Bank National Association, as Trustee
34(d)	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities, Global Realty Outsourcing, Inc., servicing function participant
34(e)	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities, First American Commercial Real Estate Services, Inc., servicing function participant
35(a)	Servicer Compliance Statement, Wachovia Bank, National Association, as Master Servicer
35(b)	Servicer Compliance Statement, LNR Partners, Inc., as Special Servicer
35(c)	Servicer Compliance Statement, LaSalle Bank National Association, as Trustee
35(d)	Servicer Compliance Statement, First American Commercial Real Estate Services, Inc., servicing function participant
99.1
Wachovia Mortgage Loan Purchase and Sale Agreement dated as of March 1, 2006, incorporated by reference from Exhibit 99.1 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2006.

99.2
Artesia Mortgage Loan Purchase and Sale Agreement dated as of March 1, 2006, incorporated by reference from Exhibit 99.2 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2006.

99.3
JPMorgan Mortgage Loan Purchase and Sale Agreement dated as of March 1, 2006, incorporated by reference from Exhibit 99.3 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2006.

99.4
Nomura Mortgage Loan Purchase and Sale Agreement dated as of March 1, 2006, incorporated by reference from Exhibit 99.4 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2006.